Form 10-Q
period 1995-09-30
ALLIED BANKSHARES INC
filed 1995-11-14
CIK 810995

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
                             ____________________

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                      OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                  For the transition period from ____ to ____

                          Commission File No. 0-15518


                            ALLIED BANKSHARES, INC.
            (Exact name of registrant as specified in its charter)


             GEORGIA                                    58-1599653
(State of other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


                 P. O. Box 1020, Thomson, Georgia         30824
             (Address of principal executive offices)   (Zip Code)


       Registrant's telephone number, including area code:(706) 595-9500



                             _____________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 3 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes (X)    No ( )

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at October 31, 1995 was 11,456,919.

Part I. - FINANCIAL INFORMATION

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               ($ in thousands)
                                 (Unaudited)


                                   September 30,   December 31,  September 30,
                                       1995            1994           1994
                                   -------------  -------------  -------------
ASSETS
Cash and Due From Banks                $25,115        $28,159        $25,028
                                   -------------  -------------  -------------
Interest Bearing Deposits                  319            918            911
                                   -------------  -------------  -------------
Funds Sold                               4,650            110            190
                                   -------------  -------------  -------------
Securities Available for Sale (1)       87,285         83,641         86,888
                                   -------------  -------------  -------------
Securities                              14,231         14,662         15,024
                                   -------------  -------------  -------------
Mortgage-backed Securities
  Available for Sale  (2)               47,298         48,935         51,488
                                   -------------  -------------  -------------
Mortgage-backed Securities               8,661         14,930          8,830
                                   -------------  -------------  -------------
Loans                                  318,459        312,580        314,319
  Less Unearned Income                    (354)          (378)          (453)
       Allowance for Loan Losses        (4,245)        (4,635)        (4,607)
                                   -------------  -------------  -------------
       Loans, net                      313,860        307,567        309,259
                                   -------------  -------------  -------------
Premises and Equipment, net             13,918         13,307         13,254
                                   -------------  -------------  -------------
Goodwill and Intangible Assets          14,784         13,426         13,326
                                   -------------  -------------  -------------
Other Assets                             8,771         10,185          8,504
                                   -------------  -------------  -------------
    Total Assets                      $538,892       $535,840       $532,702
                                   =============  =============  =============

(1) Includes unrealized gains
(losses) on securities
available for sale,                     $1,569        ($4,141)       ($2,231)

(2) Includes unrealized gains
(losses) mortgage-backed
securities available for
sale, net                                 $602        ($2,125)       ($1,344)



[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               ($ in thousands)
                                 (UNAUDITED)


                                   September 30,   December 31,  September 30,
                                       1995           1994           1994
                                   -------------  -------------  -------------
LIABILITIES
Deposits
  Non-interest-bearing                 $56,304        $54,097        $51,023
  Interest-bearing
    NOW and Money Market Accounts       96,733        103,622         94,908
    Savings                             27,337         28,873         31,189
    Other Time                         235,687        228,221        235,822
                                   -------------  -------------  -------------
    Total Deposits                     416,061        414,813        412,942
Funds Purchased                          4,560         12,150          8,180
Short-term Borrowings                   45,139         49,485         46,956
Long-term Debt                           1,213          1,164          3,713
Other Liabilities                        6,579          1,776          3,722
                                   -------------  -------------   ------------
    Total Liabilities                  473,552        479,388        475,513
                                   -------------  -------------  -------------
Commitments

STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
  25,000,000 Shares Authorized;
  None Issued                              -              -              -
Common Stock, $1 Par Value,
  50,000,000 Shares Authorized;
  11,490,847,  11,474,434 and
  10,597,913 Shares Issued at
  September 30, 1995,  December
  31, 1994, and September 30,
  1994, respectively                    11,491         11,474         10,598
Surplus                                 35,818         35,668         36,976
Retained Earnings                       17,033         13,311         12,403
Less Treasury Stock at Cost,
  33,928 Shares at September 30,
  1995                                    (348)           -              -
Unrealized Gains (Losses)
  on Securities                          1,346         (4,001)        (2,288)
                                   -------------  -------------  -------------
    Total Stockholders' Equity          65,340         56,452         57,689
                                   -------------  -------------  -------------
    Total Liabilities and
    Stockholders' Equity              $538,892       $535,840       $533,202
                                   =============  =============  =============

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      ($ in thousands, except share data)
                                 (UNAUDITED)



                                        Three Months Ended    Nine Months Ended
                                           September 30,       September 30,
                                          1995      1994       1995      1994
                                        --------- ---------  --------- ---------
INTEREST INCOME
Interest and Fees on Loans
  Taxable Interest                       $ 8,149   $ 6,005    $24,110   $17,246
  Tax-Exempt Interest                         27        41         80       137
Interest on Mortgage-backed Securities       978       887      3,118     2,862
Interest on Investment Securities
  Taxable Interest                         1,144     1,023      2,918     2,556
  Tax-Exempt Interest                        642       525      2,006     1,850
Interest on Funds Sold                        98         7        315       175
                                        --------- ---------  --------- ---------
     Total Interest Income                11,038     8,488     32,547    24,826
                                        --------- ---------  --------- ---------
INTEREST EXPENSE
Interest on Deposits                       4,207     2,845     11,800     8,497
Interest on Funds Purchased                   12        43        171       116
Interest on Short-term Borrowings            694       318      2,390       589
Interest on Long-term Debt                    22        77         66       212
                                        --------- ---------  --------- ---------
     Total Interest Expense                4,935     3,283     14,427     9,414
                                        --------- ---------  --------- ---------
NET INTEREST INCOME                        6,103     5,205     18,120    15,412
Provision for Loan Losses                     85        73        389       189
                                        --------- ---------  --------- ---------
Net Interest Income After Provision
  for Loan Losses                          6,018     5,132     17,731    15,223
                                        --------- ---------  --------- ---------
NON-INTEREST INCOME
Service Charges on Deposit Accounts          836       745      2,481     1,947
Gains on Sales of Mortgage Loans
  Held for Sale                              229       128        544       571
Gains on Sales of Securities, net             12         3         41       326
Gain on Sale of Mortgage Servicing
  Rights                                     -         -          -         207
Credit Life Insurance Commissions             31        42        151       120
Mortgage Servicing Fees                       27        29         87       113
Gain on Sale of Databank South, Inc.         -          96        -         132
Gain on Expired Securities Options
  Premiums                                   -         -          -         106
Other Income                                  38        97        684       397
                                        --------- ---------  --------- ---------
     Total Non-Interest Income             1,173     1,140      3,988     3,919
                                        --------- ---------  --------- ---------

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      ($ in thousands, except share data)
                                 (UNAUDITED)



                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                          1995      1994       1995      1994
                                        --------- ---------  --------- ---------
NON-INTEREST EXPENSE
Salaries and Other Personnel Benefits      2,062     1,945      6,035     5,513
Net Occupancy and Equipment Expense          559       489      1,686     1,516
Computer Expense                             211       269        629       647
FDIC Insurance Premiums                       75       218        556       616
Writedown of Loans Held For Sale to
  Fair Value                                 -         -          -         129
Amortization of Goodwill and
  Intangible Assets                          313       143        875       360
Office Supplies                              123       127        344       302
Legal and Professional Expense               123       409        343       598
Postage                                       88       106        246       214
Other Expense                                396       548      1,203     1,544
                                        --------- --------- ---------- ---------
     Total Non-Interest Expense            3,950     4,254     11,917    11,439
                                        --------- --------- ---------- ---------
Income Before Provision for Income Taxes   3,241     2,018      9,802     7,703
Provision for Income Taxes                   993       516      3,068     2,094
                                        --------- --------- ---------- ---------
NET INCOME                                $2,248    $1,502     $6,734    $5,609
                                        --------- --------- ---------- ---------

NET INCOME PER COMMON SHARE                $0.20     $0.14      $0.59     $0.53
                                        ========= ========= ========== =========

Weighted Average Common Shares
  (in thousands)                          11,452    10,611     11,478    10,633
                                        ========= ========= ========== =========

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                 (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                            1995        1994
                                                          ---------   ---------
Increase (Decrease) In Cash And Cash Equivalents
  Cash Flows From Operating Activities
    Mortgage Loans Sold                                    $27,150     $27,557
    Interest and Fees on Loans                              23,588      17,191
    Interest on Mortgage-backed Securities                   3,198       2,916
    Interest on Investment Securities                        5,279       3,987
    Interest on Funds Sold                                     315         175
    Service Charges on Deposit Accounts                      2,481       1,947
    Other Non-Interest Income                                  806         610
    Mortgage Loans Originated For Sale                     (29,035)    (28,279)
    Interest Paid on Deposits                              (10,589)     (9,052)
    Interest Paid on Borrowings                             (2,786)       (819)
    Salaries and Other Personnel Benefits                   (5,833)     (5,477)
    Other Non-Interest Expense                              (4,028)     (4,471)
    Income Taxes Paid                                       (4,160)     (2,757)
    Income Taxes Refund Received                               938         -
                                                          ---------   ---------
      Net Cash Provided by (Used In) Operating Activities    7,324       3,528
                                                          ---------   ---------
  Cash Flows From Investing Activities
    Net Decrease in Interest Bearing Deposits                  599         -
    Consideration Paid for Citizens Bank & Trust               -        (7,131)
    Consideration Paid for Jefferson Bancshares, Inc.          -          (842)
    Proceeds From Acquisition of Washington, Ga. Branch     25,733         -
    Principal Payments on Mortgage-backed Securities AFS     4,427      11,062
    Principal Payments on Mortgage-backed Securities           134         589
    Proceeds From Sales of Mortgage-backed Securities AFS    6,017         -
    Proceeds from Maturities of Investment Securities AFS    3,984       2,184
    Proceeds from Maturities of Investment Securities          500         -
    Proceeds From Sales of Investment Securities AFS           -        17,882
    Purchases of Investment Securities AFS                  (1,907)    (24,163)
    Purchases of Mortgage-backed Securities AFS                -       (10,431)
    Loans Made to Customers, Net of Principal
      Collected on Loans                                    (4,900)    (21,094)
    Recoveries on Loans Previously Charged Off                 329         225
    Proceeds From Sale of Databank South, Inc.                 -           171
    Puchases of Premises and Equipment                        (294)     (1,260)
    Proceeds From Sales of Premises and Equipment              307          77
    Proceeds From Sale of Investment in Other
      Financial Institution                                    225           -
    Collection of Receivable from Bonding Company            1,854           -
    Other, Net                                                 279         (16)
                                                          ---------   ---------
      Net Cash Provided By (Used In) Investing Activities   37,287     (32,747)
                                                          ---------   ---------
[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                 (UNAUDITED)

                                                            Nine Months Ended
                                                               September 30,
                                                             1995        1994
                                                          ---------   ---------
  Cash Flows From Financing Activities
    Net Decrease in Deposits                               (28,035)    (16,700)
    Net Decrease in Funds Purchased                         (7,590)     (2,117)
    Net Increase (Decrease) in Short-term Borrowings        (4,296)     32,977
    Repayment of Long-term Debt                                 (1)        (13)
    Issuance of Common Stock Through Dividend
      Reinvestment Plan                                        140         329
    Purchase of Treasury Stock                                (348)        -
    Cash Dividends Paid                                     (2,985)     (2,294)
                                                          ---------   ---------
      Net Cash Used In Financing Activities                (43,115)     12,182
                                                          ---------   ---------
Net Decrease In Cash And Cash Equivalents                    1,496     (17,037)
Cash And Cash Equivalents At January 1,                     28,269      42,255
                                                          ---------   ---------
Cash And Cash Equivalents At September 30,                 $29,765     $25,218
                                                          ---------   ---------

Net Income                                                  $6,734      $5,609
                                                          ---------   ---------
 Adjustments To Reconcile Net Income To Net Cash
    Provided By Operating Activities
    Depreciation and Amortization                            1,654       1,273
    Provision for Loan Losses                                  389         189
    Gain on Sales of Mortgage Loans, net                      (544)       (442)
    Gain on Sales of Investment Securities                     (41)       (326)
    Gain on Sale of Databank South, Inc.                       -          (132)
    Gain on Sale of Mortgage Servicing Rights                  -          (207)
    Gain on Sale of Fixed Assets                              (116)        -
    Loss on Settlement with Bonding Company                     76         -
    Sales of Securities Option Premiums                        -          (106)
    Net Change in Mortgage Loans Held for Sale              (1,885)       (722)
    Increase in Interest Receivable                           (212)       (687)
    (Increase)  Decrease in Other Assets, net                  (39)         49
    Increase (Decrease) in Interest Payable                  1,052        (457)
    Increase (Decrease) in Income Taxes Payable                459        (663)
    Increase (Decrease) in Other Liabilities, net             (203)        150
                                                          ---------   ---------
    Total Adjustments                                          590      (2,081)
                                                          ---------   ---------
      Net Cash Provided by Operating Activities             $7,324      $3,528
                                                          =========   =========

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1995
                                 (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. All of the entities included in the Consolidated Financial Statements are hereinafter referred to as the "Company."

The Consolidated Balance Sheets as of September 30, 1995 and 1994, the related Consolidated Statements of Income for the three and nine month periods ended September 30, 1995 and 1994 and Consolidated Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1994 are unaudited; in the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included.

The Consolidated Financial Statements and Notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes as filed in Form 10-K. The accounting policies employed are the same as shown in Note 1 to the Consolidated Financial Statements of Form 10-K.

Certain 1994 amounts have been reclassified to conform with the 1995 presentation. All adjustments are of a normal recurring nature. All share and per share amounts have been adjusted for the effect of one 25% stock dividend paid by the Company on December 1, 1994.


NOTE 2 - ADOPTION OF ACCOUNTING STANDARDS

The Company adopted SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No. 118, Accounting by Creditors for Impairment of a Loan, Income Recognition and Disclosure, as of January 1, 1995. SFAS No. 114 requires that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loans' original effective interest rate. As a practical expedient, impairment may be measured based on the loans' observable market price or the fair value of the collateral if the loans are collateral dependent. When the measure of the impaired loan is less than recorded investment in the loan, the impairment is recorded through a valuation allowance.

The Company previously measured the allowance for credit losses using methods similar to those prescribed in SFAS No. 114. As a result of adopting these statements, no additional allowance for loan losses was required as of January 1, 1995. As of January 1, 1995, the Company's recorded investment in impaired loans and the related valuation allowance calculated under SFAF No. 114 is as follows:

                                       ($ in thousands)
Impaired Loans

Valuation Allowance Required                 $1,026
No Valuation Allowance Required               2,600
                                             ------
Total Impaired Loans                         $3,626
                                             ======
This valuation allowance is included in the allowance for loan losses on the balance sheet.

NOTE 3 - PURCHASE OF WASHINGTON, GEORGIA BRANCH

On May 12, 1995, the Company purchased a branch banking location in Washington, Georgia from First Union National Bank of Georgia for a deposit premium of $2.2 million. The Company received $25.7 million in cash in comnnection with the purchase as follows:

                                       ($ in thousands)

        Loans                               $  (272)
        Fixed Assets                         (1,246)
        Deposit Premium                      (2,183)
        Other                                   (52)
        Deposits Acquired                    29,283
        Interest Payable on Deposits            203
                                            -------
        Net Cash Received                   $25,733
                                            =======

NOTE 4 - DECLARATION OF CASH DIVIDEND

On October 17, 1995, the Board of Directors declared a regular cash dividend of $.09 per share. The dividend is payable on December 1, 1995 to stockholders of record as of November 15, 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

A.  Overview

The Company's returns on average assets and average equity for the third quarter of 1995 were 1.69% and 14.03%, respectively, compared to 1.37% and 11.94%, respectively, for the third quarter of 1994. Nonperforming assets were $5.1 million at September 30, 1995, down from $6.2 million at December 31, 1994 and up from $5.0 million at September 30, 1994. The net interest margins were 5.32% for the quarter ended September 30, 1995 and 5.33% for the nine months ended September 30, 1995.

At September 30, 1995, stockholders' equity was $65.3 million as compared to $56.5 million at December 31, 1994 and $57.2 million at September 30, 1994. Unrealized gains (losses) on securities (net of deferred taxes) was a net gain of $ 1.3 million at September 30, 1995 as compared to a loss of $4.0 million at December 31, 1994 and a loss of $2.3 million at September 30, 1994. During the first nine months of 1995 the Company paid cash dividends of $2.98 million.

B.  Consolidated Results of Operations

Third Quarter 1995

Net income per share for the third quarter of 1995 was $2.2 million or $.20 per share as compared to $1.5 million or $.14 per share for the third quarter of 1994. The increase in net income is attributed to increased net interest income and decreased non-interest expense. Net interest income increased due to the inclusion of Citizens Bank and Trust ("Citizens") and Jefferson Bancshares, Inc. ("Jefferson") results after the merger on September 30, 1994. The third quarter 1994 results do not include Citizens' or Jefferson's results.

Non interest expense decreased due to the recognition of non recurring merger charges of $424,000 in the third quarter of 1994 as opposed to $0. non recurring charges in 1995 and a decrease in FDIC insurance expense reflecting the recent FDIC premium reduction.

Nine Months Ended September 30, 1995 ("1995") Compared to Nine Months Ended September 30, 1994 ("1994")

Net income for the nine months ended September 30, 1995 was $6.7 million or $.59 per share compared to $5.6 million or $.53 per share for 1994. Non interest income increased by $69,000 despite a decline in Gains on Sale of Securities of $285,000 and a decline in Gain on Expired Options Premiums of $106,000. These declines were offset by an increase in Service Charges on Deposit Accounts of $534,000.

The provision for loan losses increased $200,000 from 1994 to 1995 resulting primarily from problem loans from the 1994 acquisitions of Citizens, Jefferson and First Savings Bank, F.S.B. ("First Savings").

Non interest expense increased $478,000 primarily due to increased amortization expenses of $515,000 from goodwill related to the 1994 mergers of Citizens and Jefferson.

For the nine months ended September 30, 1995, the returns on average assets and average equity were 1.70% and 14.71%, respectively, as compared to 1.72% and 15.00%, respectively, for the nine months ended September 30, 1994.

C.  Liquidity and Capital Resources

At September 30, 1995, total assets were $539,000 million. Total equity capital was $65.3 million or 12.1% of total assets at September 30, 1995. The Company had unrealized gains on securities and mortgage backed securities available for sale of $2.2 million at September 30, 1995. The Company has available adequate sources of long and short term credit. The Company's strategy has been to minimize long-term debt. The Company has met its liquidity needs primarily by using short-term borrowings. Management believes that the Company has adequate sources of liquidity.

 PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.  -  None

  Item 2.  Changes in Securities.  -  None

  Item 3.  Defaults Upon Senior Securities.  -  None

  Item 4.  Submission of Matters to a Vote
           of Security Holders.  -  None

  Item 5.  Other Information.  -  None

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits. - None

           (b)  Reports on Form 8-K. - None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ALLIED BANKSHARES, INC.
                                 (Registrant)


Date:  November 13, 1995               By: /S/ Boone A. Knox
                                       Boone A. Knox, Chairman
                                       and Chief Executive Officer


Date:  November 13, 1995               By: /S/ Ben O. Howell, Jr.
                                       Ben O. Howell. Jr.
                                       Chief Financial Officer and
                                       Principal Accounting Officer

                               EXHIBIT INDEX
                               -------------

        EXHIBIT
          NO.                 DESCRIPTION
       ---------              -----------

          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission and not filed.