Form 10-K
period 1995-12-31
ALLIED BANKSHARES INC
filed 1996-03-13
CIK 810995

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K
(MARK ONE)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

FOR THE TRANSITION PERIOD FROM                   TO

COMMISSION FILE NUMBER 0-15518
                            ALLIED BANKSHARES, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               GEORGIA                                  58-1599653
       (STATE OF INCORPORATION)                      (I.R.S. EMPLOYER
                                                   IDENTIFICATION NO.)
            P.O. BOX 1020                                 30824
           149 MAIN STREET                              (ZIP CODE)
           THOMSON, GEORGIA
        (ADDRESS OF PRINCIPAL
          EXECUTIVE OFFICES)

                                 (706) 595-9500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                              TITLE OF EACH CLASS
                           Common stock, $1 Par Value

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

    As of January 31, 1996, 12,611,622 common shares were outstanding, and the aggregate market value of the common shares of Allied Bankshares, Inc. held by non affiliates was approximately $83.6 million.

    Portions of the following documents have been incorporated by reference into the designated part of this 10-K.

Registrant's Proxy Statement
  dated March 13, 1996                    Part III, Items 10, 11, 12 and 13.

Registrant's Annual Report to             Part I, Items 1 and 2;
  Stockholders for the year ended         Part II, Items 5, 6, 7 and Part IV,
  December 31, 1995                       Item 14.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   SIGNATURES

    Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Thomson, Georgia on March 11, 1996.

ALLIED BANKSHARES, INC.

By: /s/         BOONE A. KNOX

   -----------------------------------
              Boone A. Knox
          (CHAIRMAN OF THE BOARD
             OF DIRECTORS AND
         CHIEF EXECUTIVE OFFICER)

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated:

                SIGNATURE                                 TITLE                        DATE
-----------------------------------------  -----------------------------------  ------------------

 /s/       BOONE A. KNOX                          Chairman of the Board             March 11, 1996
--------------------------------                    of Directors and
Boone A. Knox                                    Chief Executive Officer
(PRINCIPAL EXECUTIVE OFFICER)
 /s/     BEN O. HOWELL, JR.                      Secretary-Treasurer and            March 11, 1996
--------------------------------                 Chief Financial Officer
Ben O. Howell, Jr.
(PRINCIPAL ACCOUNTING AND FINANCIAL
OFFICER)

 /s/       BOONE A. KNOX                                Director                    March 11, 1996
--------------------------------
Boone A. Knox

 /s/     ROBERT E. KNOX, JR.                            Director                    March 11, 1996
--------------------------------
Robert E. Knox, Jr.

 /s/         JOHN W. LEE                                Director                    March 11, 1996
--------------------------------
John W. Lee

 /s/     BROOKS PENNINGTON                              Director                    March 11, 1996
--------------------------------
Brooks Pennington

 /s/   BROOKS PENNINGTON, III                           Director                    March 11, 1996
--------------------------------
Brooks Pennington, III

 /s/     JAMES H. RIGSBY, JR.                           Director                    March 11, 1996
--------------------------------
James H. Rigsby, Jr.

 /s/     JAMES E. WILSON, JR.                           Director                    March 11, 1996
--------------------------------
James E. Wilson, Jr.

 /s/        JACK B. SMITH                               Director                    March 11, 1996
--------------------------------
Jack B. Smith

                               INDEX TO EXHIBITS

    Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the commission and are incorporated by reference.

                                                                                                   LOCATION IS
                                                                                                    SEQUENTIAL
  EXHIBIT                                                                                             NUMBER
   NUMBER     DESCRIPTION                                                                             SYSTEM
------------  -----------------------------------------------------------------------  ------------------------------------
       3.1    Articles of Incorporation                                                Incorporated by reference to Exhibit
                                                                                       3.1 of Form S-18, filed February 19,
                                                                                       1987
       3.2*   By-Laws, amended and restated as of February 23, 1995                    Page
      13.1*   1995 Annual Report to Shareholders                                       Page
      21  *   List of Subsidiaries                                                     Page   of exhibit 13.1