Form 10-Q
period 1996-03-31
ALLIED BANKSHARES INC
filed 1996-05-15
CIK 810995

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
                             ____________________

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996

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

Yes (X)    No ( )

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at April 30, 1996 was 12,620,610.

Part I. - FINANCIAL INFORMATION

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               ($ in thousands)
                                 (Unaudited)


                                     March 31,     December 31,     March 31,
                                       1996            1995           1995
                                   -------------  -------------  -------------
ASSETS
Cash and Due From Banks                $20,334        $23,494        $25,325
                                   -------------  -------------  -------------
Interest Bearing Deposits                  318            318            918
                                   -------------  -------------  -------------
Funds Sold                               6,180            870          7,130
                                   -------------  -------------  -------------
Securities Available-For-Sale (1)       97,965         96,736         86,277
                                   -------------  -------------  -------------
Securities                                 -              -           14,726
                                   -------------  -------------  -------------
Mortgage-Backed Securities
  Available-For-Sale  (2)               96,146         76,363         42,679
                                   -------------  -------------  -------------
Mortgage-Backed Securities                 -              -           14,993
                                   -------------  -------------  -------------
Loans                                  308,563        308,285        310,985
  Less Unearned Income                    (305)          (317)          (372)
       Allowance for Loan Losses        (4,240)        (4,312)        (4,462)
                                   -------------  -------------  -------------
       Loans, net                      304,018        303,656        306,151
                                   -------------  -------------  -------------
Premises and Equipment, net             13,741         13,809         12,994
                                   -------------  -------------  -------------
Goodwill and Intangible Assets          14,158         14,473         13,127
                                   -------------  -------------  -------------
Other Assets                             8,870          8,680         11,192
                                   -------------  -------------  -------------
    Total Assets                      $561,730       $538,399       $535,512
                                   =============  =============  =============

(1) Includes unrealized gains
    (losses) on securities
    available for sale, net             $2,045         $2,449        ($1,222)

(2) Includes unrealized gains
    (losses) mortgage-backed
    securities available for
    sale, net                            ($104)          $977          ($892)



[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               ($ in thousands)
                                 (UNAUDITED)


                                     March 31,     December 31,    March 31,
                                       1996           1995           1995
                                   -------------  -------------  -------------
LIABILITIES
Deposits
  Non-Interest-Bearing                 $49,361        $57,706        $51,843
  Interest-Bearing
    NOW and Money Market Accounts      106,676         99,514         92,258
    Savings                             27,032         26,324         27,101
    Other Time                         245,181        238,041        223,682
                                   -------------  -------------  -------------
    Total Deposits                     428,250        421,585        394,884
Funds Purchased                          4,600          1,240          3,000
Short-Term Borrowings                   26,421         39,232         71,108
Long-Term Debt                          26,087          1,050          1,213
Other Liabilities                        8,438          7,657          4,974
                                   -------------  -------------   ------------
    Total Liabilities                  493,796        470,764        475,179
                                   -------------  -------------  -------------
Commitments

STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
  25,000,000 Shares Authorized;
  None Issued                              -              -              -
Common Stock, $1 Par Value,
  50,000,000 Shares Authorized;
  12,654,537, 12,648,943 and
  12,629,971 Shares Issued;
  12,620,610, 12,611,622 and
  12,629,971 Shares Outstanding
  at March 31, 1996, December 31, 1995
  and March 31, 1995, respectively      12,655         12,649         12,630
Surplus                                 47,448         34,749         39,306
Retained Earnings                        6,974         18,460          9,690
Less Treasury Stock, at Cost,
  33,927 Shares at March 31, 1996
  and December 31, 1995                   (348)          (348)           -
Unrealized Gains (Losses)
  on Securities, net                     1,205          2,125         (1,293)
                                   -------------  -------------  -------------
    Total Stockholders' Equity          67,934         67,635         60,333
                                   -------------  -------------  -------------
    Total Liabilities and
      Stockholders' Equity            $561,730       $538,399       $535,512
                                   =============  =============  =============

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      ($ in thousands, except share data)
                                 (UNAUDITED)



                                                             Three Months Ended
                                                                  March 31,
                                                               1996      1995
                                                             --------- ---------
INTEREST INCOME
Interest and Fees on Loans
  Taxable Interest                                            $ 7,781   $ 7,986
  Tax-Exempt Interest                                              24        26
Interest on Mortgage-Backed Securities                          1,559     1,120
Interest on Investment Securities
  Taxable Interest                                                947       899
  Tax-Exempt Interest                                             627       683
Interest on Funds Sold                                            168        61
                                                             --------- ---------
     Total Interest Income                                     11,106    10,775
                                                             --------- ---------
INTEREST EXPENSE
Interest on Deposits                                            4,305     3,593
Interest on Funds Purchased                                        54       124
Interest on Short-Term Borrowings                                 557       860
Interest on Long-Term Debt                                        333        21
                                                             --------- ---------
     Total Interest Expense                                     5,249     4,598
                                                             --------- ---------
NET INTEREST INCOME                                             5,857     6,177
Provision for Loan Losses                                         -         204
                                                             --------- ---------
Net Interest Income After Provision
  for Loan Losses                                               5,857     5,973
                                                             --------- ---------
NON-INTEREST INCOME
Service Charges on Deposit Accounts                               825       835
Gains on Sales of Mortgage Loans
  Held-For-Sale                                                   263       125
Gains on Sales of Securities, net                                  18        29
Credit Life Insurance Commissions                                  51        75
Mortgage Servicing Fees                                            33        30
Other Income                                                      111       264
                                                             --------- ---------
     Total Non-Interest Income                                  1,301     1,358
                                                             --------- ---------

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      ($ in thousands, except share data)
                                 (UNAUDITED)



                                                             Three Months Ended
                                                                  March 31,
                                                               1996      1995
                                                             --------- ---------
NON-INTEREST EXPENSE
Salaries and Other Personnel Benefits                           2,070     1,978
Net Occupancy and Equipment Expense                               532       571
Computer Expense                                                  152       206
FDIC Insurance Premiums                                            76       237
Amortization of Goodwill and
  Intangible Assets                                               317       254
Office Supplies                                                   108       128
Legal and Professional Expense                                     89       121
Postage                                                            94        93
Other Expense                                                     395       410
                                                            ---------- ---------
     Total Non-Interest Expense                                 3,833     3,998
                                                            ---------- ---------
Income Before Provision for Income Taxes                        3,325     3,333
Provision for Income Taxes                                      1,064     1,028
                                                            ---------- ---------
NET INCOME                                                     $2,261    $2,305
                                                            ---------- ---------

NET INCOME PER COMMON SHARE                                     $0.18     $0.18
                                                            ========== =========

Weighted Average Common Shares
  (in thousands)                                               12,614    12,625
                                                            ========== =========

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                 (UNAUDITED)

                                                           Three Months Ended
                                                                March 31,
                                                            1996        1995
                                                          ---------   ---------
Increase In Cash And Cash Equivalents
  Cash Flows From Operating Activities
    Mortgage Loans Sold                                    $12,593     $ 7,421
    Interest and Fees on Loans                               7,908       7,813
    Interest on Mortgage-Backed Securities                   1,541       1,170
    Interest on Investment Securities                        1,732       1,847
    Interest on Funds Sold                                     168          61
    Service Charges on Deposit Accounts                        825         835
    Other Non-Interest Income                                  189         254
    Mortgage Loans Originated For Sale                     (14,288)     (7,378)
    Interest Paid on Deposits                               (3,869)     (3,366)
    Interest Paid on Borrowings                               (943)     (1,323)
    Salaries and Other Personnel Benefits                   (2,070)     (1,978)
    Other Non-Interest Expense                              (1,360)     (1,717)
    Income Taxes Paid                                         (250)        -
    Income Tax Refunds Received                                 55         900
                                                          ---------   ---------
      Net Cash Provided by Operating Activities              2,231       4,539
                                                          ---------   ---------
  Cash Flows From Investing Activities
    Net Decrease in Interest-Bearing Deposits                  -            99
    Principal Payments on Mortgage-Backed Securities AFS     2,685       1,403
    Principal Payments on Mortgage-Backed Securities           -            46
    Proceeds From Sales of Mortgage-Backed Securities AFS       92       6,016
    Proceeds from Maturities of Investment Securities AFS      242       2,000
    Proceeds From Sales of Investment Securities AFS           676         -
    Purchases of Investment Securities AFS                  (2,527)     (1,907)
    Purchases of Mortgage-Backed Securities AFS            (23,627)        -
    Loans Made to Customers, Net of Principal
      Collected on Loans                                     1,170         657
    Recoveries on Loans Previously Charged Off                  84          92
    Puchases of Premises and Equipment                        (168)       (157)
    Proceeds From Sales of Premises and Equipment              -           263
    Other, Net                                                  83         274
                                                          ---------   ---------
      Net Cash (Used In) Provided By Investing Activities  (21,290)      8,786
                                                          ---------   ---------
[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                 (UNAUDITED)
                                 (Continued)

                                                            Three Months Ended
                                                                 March 31,
                                                             1996        1995
                                                          ---------   ---------
  Cash Flows From Financing Activities
    Net Increase (Decrease) in Deposits                      6,665     (19,929)
    Net Increase (Decrease) in Funds Purchased               3,360      (9,150)
    Net (Decrease) Increase in Short-Term Borrowings       (12,761)     21,673
    Proceeds From Issuance of Long-Term Debt                25,000         -
    Repayment of Long-Term Debt                                (13)         (1)
    Issuance of Common Stock Through Dividend
      Reinvestment Plan                                         93          73
    Cash Dividends Paid                                     (1,135)       (905)
                                                          ---------   ---------
      Net Cash Provided By (Used In) Financing Activities   21,209      (8,239)
                                                          ---------   ---------
Net Increase In Cash And Cash Equivalents                    2,150       5,086
Cash And Cash Equivalents At January 1,                     24,364      28,269
                                                          ---------   ---------
Cash And Cash Equivalents At March 31,                     $26,514     $33,355
                                                          =========   =========

Net Income                                                  $2,261      $2,305
                                                          ---------   ---------
 Adjustments To Reconcile Net Income To Net Cash
   Provided By Operating Activities
     Depreciation and Amortization                             563         638
     Provision for Loan Losses                                 -           204
     Gain on Sales of Mortgage Loans, net                     (263)       (125)
     Gain on Sales of Investment Securities                    (18)        (29)
     Gain on Sale of Fixed Assets                              -          (115)
     Net Change in Mortgage Loans Held-For-Sale             (1,695)         43
     Increase in Interest Receivable                           233          99
     (Increase) Decrease in Other Assets, net                 (72)       (318)
     Increase (Decrease) in Interest Payable                   437         (91)
     Increase in Income Taxes Payable                          869       1,928
     Decrease in Other Liabilities, net                        (84)        -
                                                          ---------   ---------
    Total Adjustments                                          (30)      2,234
                                                          ---------   ---------
      Net Cash Provided By Operating Activities             $2,231      $4,539
                                                          =========   =========

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1996
                                  (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. All of the entities included in the Consolidated Financial Statements are hereinafter referred to as the "Company."

The Consolidated Balance Sheets as of March 31, 1996 and 1995, the related Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three month periods ended March 31, 1996 and 1995 are unaudited; in the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included.

The Consolidated Financial Statements and Notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's annual financial statements and notes as filed in Form 10-K. The accounting policies employed are the same as shown in Note 1 to the Consolidated Financial Statements of Form 10-K.

Certain 1995 amounts have been reclassified to conform with the 1996 presentation. All adjustments are of a normal recurring nature. All share and per share amounts have been adjusted for the effect of a 10% stock dividend paid by the Company on March 1, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

A.  Overview

For the first quarter 1996 the Company's returns on average assets and average equity were 1.62% and 14.16%, respectively, compared to 1.78% and 15.45%, respectively, for the first quarter of 1995. Nonperforming assets were $6.4 million at March 31, 1996, up from $6.2 million at December 31, 1995 and $4.5 million at March 31, 1995. For the first quarter of 1996 the net interest margin was 4.91% as compared to 5.55% for the first quarter of 1995.

B.  Consolidated Results of Operations

First Quarter 1996 compared to First Quarter 1995

Net income per share for the first quarter of 1996 was $.18 per share as compared to $.18 per share for the first quarter of 1995. First quarter 1996 net income was $2.3 million as compared to $2.3 million for 1995.

Taxable equivalent net interest income declined $.3 million from $6.5 million for the first quarter of 1995 to $6.2 million for the first quarter of 1996 primarily due to an unfavorable rate change of $1.6 million offset by a favorable volume change of $1.3 million. During the first quarter of 1996 the Company increased long-term debt by $25.0 million which was borrowed at a fixed rate of 5.755% and is due in 2001. These funds were used to purchase additional mortgage-backed securities. The yield on average mortgage-backed securities declined 62 basis points from 7.44% to 6.82% for the first quarter of 1996 as compared to the first quarter of 1995. Additionally, the Company experienced increased competition for deposits which resulted in an unfavorable rate increase on deposits.

The decrease in taxable equivalent net interest income of $.3 million, along with a decrease in non-interest income of $.1 million was offset by a decrease in the provision for loan losses of $.2 million and a decline in non-interest expense of $.2 million, primarily due to reduced FDIC insurance premium expense.

C.  Liquidity and Capital Resources

Management of the Company believes that the Company has available adequate liquidity sources. Through its subsidiary banks, the Company has the ability to sell and borrow Federal funds on a short-term basis to meet its liquidity needs.

The Company also has the ability to generate cash through the sale of its securities available-for-sale portfolio. Management of the Company believes that its capital resources are adequate. At March 31, 1996, the Company's ratio of equity capital to total assets was 12.1%. At March 31, 1996, unrealized gains (losses) on securities, net, was $1.2 million as compared to $2.1 million at December 31, 1995.
                                       9

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


                           ALLIED BANKSHARES, INC.
                                 (Registrant)


Date:  May 14, 1996                  By:/s/ Boone A. Knox
                                        Boone A. Knox
                                        Chairman and
                                        Chief Executive Officer


Date:  May 14, 1996                  By:/s/ Ben O. Howell, Jr.
                                        Ben O. Howell, Jr.
                                        Chief Financial Officer and
                                        Principal Accounting Officer

                               EXHIBIT INDEX
                               -------------

        EXHIBIT
          NO.                 DESCRIPTION
       ---------              -----------

          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission and not filed.