Form 10-Q
period 1996-06-30
ALLIED BANKSHARES INC
filed 1996-08-14
CIK 810995

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
                             ____________________

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1996

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

Yes (X)    No ( )

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at July 31, 1996 was 12,629,581.

Part I. - FINANCIAL INFORMATION

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               ($ in thousands)
                                 (Unaudited)


                                      June 30,     December 31,     June 30,
                                        1996           1995           1995
                                   -------------  -------------  -------------
ASSETS
Cash and Due From Banks                $28,806        $23,494        $22,549
                                   -------------  -------------  -------------
Interest Bearing Deposits                  316            318            717
                                   -------------  -------------  -------------
Funds Sold                              10,210            870          5,200
                                   -------------  -------------  -------------
Securities Available-For-Sale (1)       91,588         96,736         88,672
                                   -------------  -------------  -------------
Securities                                 -              -           14,692
                                   -------------  -------------  -------------
Mortgage-Backed Securities
  Available-For-Sale  (2)               87,301         76,363         48,960
                                   -------------  -------------  -------------
Mortgage-Backed Securities                 -              -            8,725
                                   -------------  -------------  -------------
Loans                                  305,444        308,285        314,466
  Less Unearned Income                    (298)          (317)          (347)
       Allowance for Loan Losses        (4,458)        (4,312)        (4,324)
                                   -------------  -------------  -------------
       Loans, net                      300,688        303,656        309,795
                                   -------------  -------------  -------------
Premises and Equipment, net             13,798         13,809         14,026
                                   -------------  -------------  -------------
Goodwill and Intangible Assets          13,822         14,473         15,066
                                   -------------  -------------  -------------
Other Assets                             9,727          8,680          9,072
                                   -------------  -------------  -------------
    Total Assets                      $556,256       $538,399       $537,474
                                   =============  =============  =============

(1) Includes unrealized gains
    (losses) on securities
    available-for-sale, net               $372         $2,449         $1,056

(2) Includes unrealized gains
    (losses) on mortgage-backed
    securities available-for-
    sale, net                           (1,705)           977            570



[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      ($ in thousands, except share data)
                                 (UNAUDITED)



                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          1996      1995       1996      1995
                                        --------- ---------  --------- ---------
INTEREST INCOME
Interest and Fees on Loans
  Taxable Interest                        $7,836    $7,975    $15,617   $15,961
  Tax-Exempt Interest                         24        27         48        53
Interest on Mortgage-Backed Securities     1,554     1,020      3,113     2,140
Interest on Investment Securities
  Taxable Interest                           765       875      1,712     1,774
  Tax-Exempt Interest                        634       681      1,261     1,364
Interest on Funds Sold                       120       156        288       217
                                        --------- ---------  --------- ---------
     Total Interest Income                10,933    10,734     22,039    21,509
                                        --------- ---------  --------- ---------
INTEREST EXPENSE
Interest on Deposits                       4,265     4,000      8,570     7,593
Interest on Funds Purchased                   18        35         72       159
Interest on Short-Term Borrowings            240       836        797     1,696
Interest on Long-Term Debt                   375        23        708        44
                                        --------- ---------  --------- ---------
     Total Interest Expense                4,898     4,894     10,147     9,492
                                        --------- ---------  --------- ---------
NET INTEREST INCOME                        6,035     5,840     11,892    12,017
Provision for Loan Losses                    400       100        400       304
                                        --------- ---------  --------- ---------
Net Interest Income After Provision
  for Loan Losses                          5,635     5,740     11,492    11,713
                                        --------- ---------  --------- ---------
NON-INTEREST INCOME
Service Charges on Deposit Accounts          951       810      1,776     1,645
Gains on Sales of Mortgage Loans
  Held-For-Sale                              276       190        539       315
Gains on Sales of Securities, net            134       -          152        29
Credit Life Insurance Commissions             55        45        106       120
Mortgage Servicing Fees                       34        30         67        60
Other Income                                 118       382        229       646
                                        --------- ---------  --------- ---------
     Total Non-Interest Income             1,568     1,457      2,869     2,815
                                        --------- ---------  --------- ---------

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      ($ in thousands, except share data)
                                 (UNAUDITED)
                                 (Continued)


                                        Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                          1996      1995       1996      1995
                                        --------- ---------  --------- ---------
NON-INTEREST EXPENSE
Salaries and Other Personnel Benefits      2,143     1,995      4,213     3,973
Net Occupancy and Equipment Expense          567       556      1,099     1,127
Amortization of Goodwill and
  Intangible Assets                          339       308        656       562
Computer Expense                             243       212        395       418
Writedown of Other Real Estate               350       -          350       -
Office Supplies                              128        93        236       221
Postage                                       91        65        185       158
Legal and Professional Expense                84        99        173       220
FDIC Insurance Premiums                       64       244        140       481
Other Expense                                419       397        814       807
                                        --------- --------- ---------- ---------
     Total Non-Interest Expense            4,428     3,969      8,261     7,967
                                        --------- --------- ---------- ---------
Income Before Provision for Income Taxes   2,775     3,228      6,100     6,561
Provision for Income Taxes                   946     1,047      2,010     2,075
                                        --------- --------- ---------- ---------
NET INCOME                                $1,829    $2,181     $4,090    $4,486
                                        --------- --------- ---------- ---------

NET INCOME PER COMMON SHARE                $0.14     $0.17      $0.32     $0.36
                                        ========= ========= ========== =========

Weighted Average Common Shares
  (in thousands)                          12,624    12,488     12,619    12,626
                                        ========= ========= ========== =========

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                 (UNAUDITED)

                                                            Six Months Ended
                                                                June 30,
                                                            1996        1995
                                                          ---------   ---------
Increase In Cash And Cash Equivalents
  Cash Flows From Operating Activities
    Mortgage Loans Sold                                    $31,692     $17,260
    Interest and Fees on Loans                              15,757      15,633
    Interest on Mortgage-Backed Securities                   3,157       2,191
    Interest on Investment Securities                        2,894       3,290
    Interest on Funds Sold                                     288         217
    Service Charges on Deposit Accounts                      1,776       1,645
    Other Non-Interest Income                                  402         710
    Mortgage Loans Originated-For-Sale                     (31,769)    (17,296)
    Interest Paid on Deposits                               (7,755)     (6,850)
    Interest Paid on Borrowings                             (1,512)     (2,186)
    Salaries and Other Personnel Benefits                   (4,213)     (3,753)
    Other Non-Interest Expense                              (2,451)     (2,789)
    Income Taxes Paid                                       (1,636)     (2,800)
    Income Tax Refunds Received                                196         935
                                                          ---------   ---------
      Net Cash Provided by Operating Activities              6,826       6,207
                                                          ---------   ---------
  Cash Flows From Investing Activities
    Net Decrease in Interest-Bearing Deposits                  -           201
    Proceeds From Assumption of Branch Deposits                -        25,733
    Principal Payments on Mortgage-Backed Securities AFS     6,274       2,766
    Principal Payments on Mortgage-Backed Securities           -            70
    Proceeds From Sales of Mortgage-Backed Securities AFS    3,839       6,017
    Proceeds from Maturities of Investment Securities AFS    3,441       2,093
    Proceeds From Sales of Investment Securities AFS         3,197         -
    Purchases of Investment Securities AFS                  (3,527)     (1,907)
    Purchases of Mortgage-Backed Securities AFS            (23,627)        -
    Loans Made to Customers, Net of Principal
      Collected on Loans                                     1,609      (2,658)
    Recoveries on Loans Previously Charged Off                 161         194
    Puchases of Premises and Equipment                        (476)       (157)
    Proceeds From Sales of Premises and Equipment              -           309
    Proceeds From Sale of Investment in Other
      Financial Institution                                    -           225
    Receivable From Bonding Company                            -         1,853
    Other, Net                                                 (38)         54
                                                          ---------   ---------
      Net Cash (Used In) Provided By Investing Activities   (9,147)     34,793
                                                          ---------   ---------
[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                 (UNAUDITED)
                                 (Continued)

                                                             Six Months Ended
                                                                 June 30,
                                                             1996        1995
                                                          ---------   ---------
  Cash Flows From Financing Activities
    Net Increase (Decrease) in Deposits                     16,753     (27,946)
    Net Increase (Decrease) in Funds Purchased               3,760     (12,150)
    Net (Decrease) Increase in Short-Term Borrowings       (26,455)        814
    Proceeds From Issuance of Long-Term Debt                25,000         -
    Repayment of Long-Term Debt                                (13)         (1)
    Issuance of Common Stock Through Dividend
      Reinvestment Plan                                        199          62
    Purchase of Treasury Stock                                 -          (348)
    Cash Dividends Paid                                     (2,271)     (1,951)
                                                          ---------   ---------
      Net Cash Provided By (Used In) Financing Activities   16,973     (41,520)
                                                          ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents        14,652        (520)
Cash And Cash Equivalents At January 1,                     24,364      28,269
                                                          ---------   ---------
Cash And Cash Equivalents At June 30,                      $39,016     $27,749
                                                          =========   =========

Net Income                                                  $4,090      $4,486
                                                          ---------   ---------
 Adjustments To Reconcile Net Income To Net Cash
   Provided By Operating Activities
     Depreciation and Amortization                           1,151       1,077
     Provision for Loan Losses                                 400         304
     Writedown of Other Real Estate Owned                      350         -
     Gain on Sales of Mortgage Loans, net                     (539)       (315)
     Gain on Sales of Investment Securities                   (152)        (29)
     Gain on Sale of Fixed Assets                              -          (116)
     Net Change in Mortgage Loans Held-For-Sale                (77)        (36)
     Decrease (Increase) in Interest Receivable                 47        (205)
     Increase in Other Assets, net                             (30)        (54)
     Increase in Interest Payable                              880         456
     Increase in Income Taxes Payable                          570         210
     Decrease in Other Liabilities, net                        136         429
                                                          ---------   ---------
    Total Adjustments                                        2,736       1,721
                                                          ---------   ---------
      Net Cash Provided By Operating Activities             $6,826      $6,207
                                                          =========   =========

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996
                                  (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. All of the entities included in the Consolidated Financial Statements are hereinafter referred to as the "Company."

The Consolidated Balance Sheets as of June 30, 1996 and 1995, the related Consolidated Statements of Income and Consolidated Statements of Cash Flows for the three month and six month periods ended June 30, 1996 and 1995 are unaudited; in the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included.

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

NOTE 2 - PROPOSED MERGER WITH REGIONS FINANCIAL CORPORATION

On June 13, 1996 the Company announced that it had agreed to merge with Regions Financial Corporation of Birmingham, Alabama. Under the terms of the agreement, each share of Allied is to be exchanged for .226 shares of Regions common stock through a tax free exchange. This transaction is subject to regulatory approval and is expected to be consummated in the first quarter of 1997.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

A.  Overview

For the second quarter of 1996 the Company's returns on average assets and average equity were 1.31% and 10.94%, respectively, compared to 1.47% and 12.51% respectively, for the second quarter of 1995. Nonperforming assets were $5.8 million at June 30, 1996, down from $6.2 million at December 31, 1995 and up from $4.8 million at June 30, 1995. The net interest margins were 5.04% for the quarter ended June 30, 1996 and 4.97% for the six months ended June 30, 1996 as compared to 5.24% for the quarter ended June 30, 1995 and 5.40% for the six months ended June 30, 1995.

B.  Consolidated Results of Operations

Second Quarter 1996 compared to Second Quarter 1995

Net income for the second quarter of 1996 was $1.8 million or $.14 per share as compared to $2.2 million or $.17 per share for the second quarter of 1995.

The decrease in net income is due to increases in net interest income and non-interest income offset by increases in the provision for loan losses and non-interest expense.

Taxable equivalent net interest income increased by $203,000 in 1996 as compared to 1995, the result of a favorable volume increase of $641,000 offset by an unfavorable rate decrease of $438,000. The volume increase was due to a higher level of mortgage-backed securities. The rate decline was due to a shift in funding from short-term debt to less expensive long-term debt.

During the second quarter of 1996, the Company's provision for loan losses was $400,000 as compared to $100,000 for 1995. Also, in the second quarter of 1996 the Company changed its marketing strategy concerning other real estate owned and, as a result, wrote down other real estate owned by $350,000 in the second quarter of 1996. The Company may incur additional writedowns as necessary in future quarters, depending on market conditions, to facilitate the disposition of the remaining properties carried in other real estate owned.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net income for the six months ended June 30, 1996 was $4.1 million or $.32 per share as compared to $4.5 million or $.36 per share for the six months ended June 30, 1995.

The decrease in net income is due to increases in net interest income and non-interest income offset by increases in the provision for loan losses and non-interest expense.

Taxable-equivalent net interest income for the six months ended June 30, 1996 decreased by $108,000 as compared to 1995, the result of a favorable volume increase of $863,000 offset by an unfavorable rate decrease of $971,000. Non-interest income increased by $54,000 while non-interest expense increased $294,000 primarily due to the $350,000 writedown in 1996 of other real estate owned.
                                       9

C.  Liquidity and Capital Resources

Management of the Company believes that the Company has available adequate liquidity sources. Through its subsidiary banks, the Company has the ability to sell and borrow Federal funds on a short-term basis to meet its liquidity needs.

The Company also has the ability to generate cash through the sale of its securities available-for-sale portfolio. Management of the Company believes that its capital resources are adequate. At June 30, 1996, the Company's ratio of stockholders'equity to total assets was 12.0%. At June 30, 1996, unrealized gains (losses) on securities, net, was a loss of ($.8) million as compared to a gain of $2.1 million at December 31, 1995.

PART II - OTHER INFORMATION

  Item 1.  Legal Proceedings.  -  None

  Item 2.  Changes in Securities.  -  None

  Item 3.  Defaults Upon Senior Securities.  -  None

  Item 4.  Submission of Matters to a Vote
           of Security Holders.  -  None

  Item 5.  Other Information.  -  None

  Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits. - None

           (b)  Reports on Form 8-K

      On June 21, 1996, the Company filed Form 8-K to report its Agreement and Plan of Merger dated June 13, 1996, by and between the Company and Regions Financial Corporation.

      The following exhibits were filed with Form 8-K:

      Exhibit

      2.1 Agreement and Plan of Merger, dated as of June 13, 1996, by and between Regions Financial Corporation and Allied Bankshares, Inc.

      2.2 Stock Option Agreement, dated as of June 13 1996, issued by Allied Bankshares, Inc. to Regions Financial
            Corporation.

      99.1 Text of Joint Press Release, dated June 14, 1996, issued by Regions Financial Corporation and Allied Bankshares, Inc.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           ALLIED BANKSHARES, INC.
                                 (Registrant)


Date:  August 13, 1996               By:/s/ Boone A. Knox
                                     --------------------
                                        Boone A. Knox
                                        Chairman and
                                        Chief Executive Officer


Date:  August 13, 1996               By:/s/ Ben O. Howell, Jr.
                                     -------------------------
                                        Ben O. Howell, Jr.
                                        Chief Financial Officer and
                                        Principal Accounting Officer


                               EXHIBIT INDEX
                               -------------

        EXHIBIT
          NO.                   DESCRIPTION
       ---------                -----------

          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission and not filed.