Form 10-Q/A
period 1996-06-30
ALLIED BANKSHARES INC
filed 1996-08-21
CIK 810995

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



[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               ($ in thousands)
                                 (UNAUDITED)
                                 (Continued)


                                     June 30,      December 31,    June 30,
                                       1996           1995           1995
                                   -------------  -------------  -------------
LIABILITIES
Deposits
  Non-Interest-Bearing                 $60,581        $57,706        $59,795
  Interest-Bearing
    NOW and Money Market Accounts      102,711         99,514         89,017
    Savings                             26,875         26,324         28,691
    Other Time                         248,171        238,041        238,647
                                   -------------  -------------  -------------
    Total Deposits                     438,338        421,585        416,150
Funds Purchased                          5,000          1,240            -
Short-Term Borrowings                   12,727         39,232         50,249
Long-Term Debt                          26,087          1,050          1,213
Other Liabilities                        7,429          7,657          6,125
                                   -------------  -------------   ------------
    Total Liabilities                  489,581        470,764        473,737
                                   -------------  -------------  -------------
Commitments

STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
  25,000,000 Shares Authorized;
  None Issued                              -              -              -
Common Stock, $1 Par Value,
  50,000,000 Shares Authorized;
  12,654,537, 12,648,943 and
  12,629,971 Shares Issued;
  12,629,581, 12,611,622 and
  12,593,298 Shares Outstanding at
  June 30, 1996, December 31, 1995
  and June 30, 1995, respectively       12,655         12,649         12,631
Surplus                                 47,457         34,749         40,729
Retained Earnings                        7,668         18,460          9,690
Less Treasury Stock, at Cost,
  24,956 Shares at June 30, 1996;
  33,927 Shares at December 31,
  1995 and June 30, 1995,
  respectively                            (256)          (348)          (348)
Unrealized Gains (Losses)
  on Securities, net                      (849)         2,125          1,035
                                   -------------  -------------  -------------
    Total Stockholders' Equity          66,675         67,635         63,737
                                   -------------  -------------  -------------
    Total Liabilities and
      Stockholders' Equity            $556,256       $538,399       $537,474
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