Form 10-Q
period 1996-09-30
ALLIED BANKSHARES INC
filed 1996-11-14
CIK 810995

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                                   FORM 10-Q
                             ____________________

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

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

Yes (X)    No ( )

The number of shares outstanding of registrant's common stock, par value $1.00 per share, at October 31, 1996 was 12,629,537.

Part I. - FINANCIAL INFORMATION

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               ($ in thousands)
                                 (Unaudited)


                                   September 30,   December 31,  September 30,
                                       1996            1995           1995
                                   -------------  -------------  -------------
ASSETS
Cash and Due From Banks                $26,386        $23,494        $25,115
                                   -------------  -------------  -------------
Interest Bearing Deposits                  316            318            319
                                   -------------  -------------  -------------
Funds Sold                              16,420            870          4,650
                                   -------------  -------------  -------------
Securities Available-For-Sale (1)       91,151         96,736         87,285
                                   -------------  -------------  -------------
Securities                                 -              -           14,231
                                   -------------  -------------  -------------
Mortgage-Backed Securities
  Available-For-Sale (2)                84,718         76,363         47,298
                                   -------------  -------------  -------------
Mortgage-Backed Securities                 -              -            8,661
                                   -------------  -------------  -------------
Loans                                  306,025        308,285        318,459
  Less Unearned Income                    (252)          (317)          (354)
       Allowance for Loan Losses        (3,879)        (4,312)        (4,245)
                                   -------------  -------------  -------------
       Loans, net                      301,894        303,656        313,860
                                   -------------  -------------  -------------
Premises and Equipment, net             13,653         13,809         13,918
                                   -------------  -------------  -------------
Goodwill and Intangible Assets          13,487         14,473         14,784
                                   -------------  -------------  -------------
Other Assets                             9,369          8,680          8,771
                                   -------------  -------------  -------------
    Total Assets                      $557,394       $538,399       $538,892
                                   =============  =============  =============

(1) Includes unrealized gains
    (losses) on securities
    available-for-sale, net             $1,421         $2,449         $1,569

(2) Includes unrealized gains
    (losses) on mortgage-backed
    securities available-for-sale,
    net                                  $(997)          $977           $602



[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                               ($ in thousands)
                                 (UNAUDITED)


                                   September 30,   December 31,  September 30,
                                       1996           1995           1995
                                   -------------  -------------  -------------
LIABILITIES
Deposits
  Non-Interest-Bearing                 $62,188        $57,706        $56,304
  Interest-Bearing
    NOW and Money Market Accounts      106,442         99,514         96,733
    Savings                             27,074         26,324         27,337
    Other Time                         246,770        238,041        235,687
                                   -------------  -------------  -------------
    Total Deposits                     442,474        421,585        416,061
Funds Purchased                            -            1,240          4,560
Short-Term Borrowings                   11,741         39,232         45,139
Long-Term Debt                          26,087          1,050          1,213
Other Liabilities                        9,008          7,657          6,579
                                   -------------  -------------   ------------
    Total Liabilities                  489,310        470,764        473,552
                                   -------------  -------------  -------------
Commitments

STOCKHOLDERS' EQUITY
Preferred Stock, $1 Par Value,
  25,000,000 Shares Authorized;
  None Issued                              -              -              -
Common Stock, $1 Par Value,
  50,000,000 Shares Authorized;
  12,654,537,  12,648,943 and
  12,636,053 Shares Issued at
  September 30, 1996,  December
  31, 1995, and September 30,
  1995, respectively                    12,655         12,649         12,636
Surplus                                 47,446         34,749         34,673
Retained Earnings                        7,976         18,460         17,033
Less Treasury Stock at Cost,
  24,956 Shares at September 30,
  1996; 33,927 Shares at
  December 31, 1995 and
  September 30, 1995                      (256)          (348)          (348)
Unrealized Gains on
  Securities, net                          263          2,125          1,346
                                   -------------  -------------  -------------
    Total Stockholders' Equity          68,084         67,635         65,340
                                   -------------  -------------  -------------
    Total Liabilities and
    Stockholders' Equity              $557,394       $538,399       $538,892
                                   =============  =============  =============

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      ($ in thousands, except share data)
                                 (UNAUDITED)



                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1996      1995       1996      1995
                                        --------- ---------  --------- ---------
INTEREST INCOME
Interest and Fees on Loans
  Taxable Interest                       $ 7,817   $ 8,149    $23,434   $24,110
  Tax-Exempt Interest                         20        27         68        80
Interest on Mortgage-Backed Securities     1,336       978      4,449     3,118
Interest on Investment Securities
  Taxable Interest                         1,004     1,144      2,716     2,918
  Tax-Exempt Interest                        618       642      1,879     2,006
Interest on Funds Sold                       183        98        471       315
                                        --------- ---------  --------- ---------
     Total Interest Income                10,978    11,038     33,017    32,547
                                        --------- ---------  --------- ---------
INTEREST EXPENSE
Interest on Deposits                       4,315     4,207     12,885    11,800
Interest on Funds Purchased                   57        12        129       171
Interest on Short-Term Borrowings            106       694        903     2,390
Interest on Long-Term Debt                   380        22      1,088        66
                                        --------- ---------  --------- ---------
     Total Interest Expense                4,858     4,935     15,005    14,427
                                        --------- ---------  --------- ---------
NET INTEREST INCOME                        6,120     6,103     18,012    18,120
Provision for Loan Losses                    400        85        800       389
                                        --------- ---------  --------- ---------
Net Interest Income After Provision
  for Loan Losses                          5,720     6,018     17,212    17,731
                                        --------- ---------  --------- ---------
NON-INTEREST INCOME
Service Charges on Deposit Accounts          892       836      2,668     2,481
Gains on Sales of Mortgage Loans
  Held-For-Sale                              223       229        762       544
Gains on Sales of Securities, net              1        12        153        41
Credit Life Insurance Commissions             40        31        146       151
Mortgage Servicing Fees                       29        27         96        87
Other Income                                 127        38        356       684
                                        --------- ---------  --------- ---------
     Total Non-Interest Income             1,312     1,173      4,181     3,988
                                        --------- ---------  --------- ---------

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                      ($ in thousands, except share data)
                                 (UNAUDITED)



                                        Three Months Ended    Nine Months Ended
                                           September 30,        September 30,
                                          1996      1995       1996      1995
                                        --------- ---------  --------- ---------
NON-INTEREST EXPENSE
Salaries and Other Personnel Benefits      2,150     2,062      6,363     6,035
Net Occupancy and Equipment Expense          586       559      1,685     1,686
Writedown of Other Real Estate               350       -          700       -
Amortization of Goodwill
  and Intangible Assets                      338       313        994       875
Computer Expense                             234       211        629       629
FDIC Insurance Premiums                       69        75        209       556
FDIC Insurance Premiums - Special
  SAIF Assessment                            692       -          692       -
Office Supplies                              123       123        359       344
Legal and Professional Expense                95       123        268       343
Postage                                       66        88        251       246
Other Expense                                422       396      1,236     1,203
                                        --------- --------- ---------- ---------
     Total Non-Interest Expense            5,125     3,950     13,386    11,917
                                        --------- --------- ---------- ---------
Income Before Provision for Income Taxes   1,907     3,241      8,007     9,802
Provision for Income Taxes                   554       993      2,564     3,068
                                        --------- --------- ---------- ---------
NET INCOME                                $1,353    $2,248     $5,443    $6,734
                                        --------- --------- ---------- ---------

NET INCOME PER COMMON SHARE                $0.11     $0.18      $0.43     $0.53
                                        ========= ========= ========== =========

Weighted Average Common Shares
  (in thousands)                          12,630    12,596     12,623    12,616
                                        ========= ========= ========== =========

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                 (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                            1996        1995
                                                          ---------   ---------
Increase In Cash And Cash Equivalents
  Cash Flows From Operating Activities
    Mortgage Loans Sold                                    $43,782     $27,150
    Interest and Fees on Loans                              23,617      23,588
    Interest on Mortgage-Backed Securities                   4,521       3,198
    Interest on Investment Securities                        4,761       5,279
    Interest on Funds Sold                                     471         315
    Service Charges on Deposit Accounts                      2,668       2,481
    Other Non-Interest Income                                  578         806
    Mortgage Loans Originated-For-Sale                     (43,642)    (29,035)
    Interest Paid on Deposits                              (11,420)    (10,589)
    Interest Paid on Borrowings                             (2,100)     (2,786)
    Salaries and Other Personnel Benefits                   (5,899)     (5,833)
    Other Non-Interest Expense                              (3,950)     (4,028)
    Income Taxes Paid                                       (2,886)     (4,160)
    Income Taxes Refund Received                               196         938
                                                          ---------   ---------
      Net Cash Provided by Operating Activities             10,697       7,324
                                                          ---------   ---------
  Cash Flows From Investing Activities
    Net Decrease in Interest Bearing Deposits                  -           599
    Proceeds From Acquisition of Washington, Ga. Branch        -        25,733
    Principal Payments on Mortgage-Backed Securities AFS     9,606       4,427
    Principal Payments on Mortgage-Backed Securities           -           134
    Proceeds From Sales of Mortgage-Backed Securities AFS    3,840       6,017
    Proceeds from Maturities of Investment Securities AFS    4,482       3,984
    Proceeds from Maturities of Investment Securities          -           500
    Proceeds From Sales of Investment Securities AFS         3,681         -
    Purchases of Investment Securities AFS                  (3,527)     (1,907)
    Purchases of Mortgage-Backed Securities AFS            (23,627)        -
    Loans Made to Customers, Net of Principal
      Collected on Loans                                      (333)     (4,900)
    Recoveries on Loans Previously Charged Off                 217         329
    Puchases of Premises and Equipment                        (692)       (294)
    Proceeds From Sales of Premises and Equipment               85         307
    Proceeds From Sale of Investment in Other
      Financial Institution                                    -           225
    Collection of Receivable from Bonding Company              -         1,854
    Other, Net                                                  37         279
                                                          ---------   ---------
      Net Cash (Used In) Provided By Investing Activities   (6,231)     37,287
                                                          ---------   ---------
[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ in thousands)
                                 (UNAUDITED)
                                 (Continued)

                                                            Nine Months Ended
                                                               September 30,
                                                             1996        1995
                                                          ---------   ---------
  Cash Flows From Financing Activities
    Net Increase (Decrease) in Deposits                     20,889     (28,035)
    Net Decrease in Funds Purchased                         (1,240)     (7,590)
    Net Decrease in Short-term Borrowings                  (27,491)     (4,296)
    Proceeds From the Issuance of Long-Term Debt            25,050         -
    Repayment of Long-Term Debt                                (13)         (1)
    Issuance of Common Stock Through Dividend
      Reinvestment Plan                                        298         140
    Purchase of Common Stock Through Dividend
      Reinvestment Plan                                       (110)        -
    Purchase of Treasury Stock                                 -          (348)
    Cash Dividends Paid                                     (3,407)     (2,985)
                                                          ---------   ---------
      Net Cash Provided By (Used In) Financing Activities   13,976     (43,115)
                                                          ---------   ---------
Net Decrease In Cash And Cash Equivalents                   18,442       1,496
Cash And Cash Equivalents At January 1,                     24,364      28,269
                                                          ---------   ---------
Cash And Cash Equivalents At September 30,                 $42,806     $29,765
                                                          =========   =========

Net Income                                                  $5,443      $6,734
                                                          ---------   ---------
 Adjustments To Reconcile Net Income To Net Cash
    Provided By Operating Activities
    Depreciation and Amortization                            1,753       1,654
    Provision for Loan Losses                                  800         389
    Writedown of Other Real Estate Owned                       700         -
    Gain on Sales of Mortgage Loans, net                      (762)       (544)
    Gain on Sales of Investment Securities                    (153)        (41)
    Gain on Sale of Fixed Assets                               -          (116)
    Net Change in Mortgage Loans Held-For-Sale                 140      (1,885)
    Decrease (Increase) in Interest Receivable                 355        (212)
    (Increase) Decrease in Other Assets, net                   (39)         37
    Increase in Interest Payable                             1,485       1,052
    Provision (Benefit) For Deferred Taxes                     761      (1,168)
    (Decrease) Increase in Income Taxes Payable               (887)      1,627
    Increase (Decrease) in Other Liabilities, net            1,101        (203)
                                                          ---------   ---------
    Total Adjustments                                        5,254         590
                                                          ---------   ---------
      Net Cash Provided by Operating Activities            $10,697      $7,324
                                                          =========   =========

[FN]
                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    ALLIED BANKSHARES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1996
                                 (UNAUDITED)

NOTE 1 - PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated. All of the entities included in the Consolidated Financial Statements are hereinafter referred to as the "Company."

The Consolidated Balance Sheets as of September 30, 1996 and 1995, the related Consolidated Statements of Income for the three and nine months periods ended September 30, 1996 and 1995 and Consolidated Statements of Cash Flows for the nine months periods ended September 30, 1996 and 1995 are unaudited; in the opinion of management all adjustments necessary for a fair presentation of such financial statements have been included.

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

NOTE 2 - PROPOSED MERGER WITH REGIONS FINANCIAL CORPORATION

On June 13, 1996, the Company announced that it had agreed to merge with Regions Financial Corporation ("Regions") of Birmingham, Alabama. Under the terms of the merger agreement, each share of the Company would be exchanged for .226 shares of Regions' common stock through a tax free exchange. This transaction, which will be accounted for as a pooling of interests, is subject to regulatory approvals and is expected to be consummated during the first quarter of 1997.

NOTE 3 - DECLARATION OF CASH DIVIDEND

On November 5, 1996, the Board of Directors declared a regular quarterly cash dividend of $.09 per share. The dividend is payable on December 1, 1996 to stockholders of record as of November 14, 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

A.  Overview

The Company's returns on average assets and average equity for the third quarter of 1996 were .98% and 7.92%, respectively, compared to 1.69% and 14.25%, respectively, for the third quarter of 1995. Nonperforming assets were $5.6 million at September 30, 1996, down from $6.2 million at December 31, 1995 and up from $5.1 million at September 30, 1995. The net interest margins were 5.16% and 5.05%, respectively, for the quarter and nine months ended September 30, 1996 and 5.32% and 5.33%, respectively, for the quarter and nine months ended September 30, 1995.

At September 30, 1995, stockholders' equity was $68.1 million as compared to $67.6 million at December 31, 1995 and $65.3 million at September 30, 1995. Unrealized gains on securities, net of deferred taxes, was $.3 million at September 30, 1996 as compared to $2.1 million at December 31, 1995 and
$1.3 million at September 30, 1995. During the first nine months of 1996 the Company paid cash dividends of $3.41 million or $.27 per share.

B.  Consolidated Results of Operations

Third Quarter 1996 Compared to Third Quarter 1995

Net income per share for the third quarter of 1996 was $1.4 million or $.11 per share as compared to $2.2 million or $.18 per share for the third quarter of 1995. The increase in net income is attributed to increased net interest income and non-interest income offset by increases in the provision for loan losses and non-interest expense.

Taxable equivalent net interest income increased by $32,000 in 1996 as compared to 1995, the result of a favorable volume increase of $366,000 offset by an unfavorable rate increase of $334,000. The volume increase was due to a higher level of average mortgage-backed securities offset by a decline in average loans. The rate increase was due to a decrease in the rate on average earning assets and an increase in the average cost of funds.

For the third quarter of 1996 the loan loss provision was $400,000 compared to $85,000 for the third quarter of 1995. Also, in the third quarter of 1996 the Company wrote down other real estate owned by $350,000 compared to no writedown for 1995. The Company may incur additional writedowns as necessary in future quarters, depending on market conditions, to facilitate the disposition of the remaining properties carried in other real estate owned.

Additionally, a one-time charge of $692,000 for a special FDIC Savings Association Insurance Fund Deposit Assessment was recognized in the third quarter of 1996.

Nine Months Ended September 30, 1996 ("1996") Compared to Nine Months Ended September 30, 1995 ("1995")

Net income for the nine months ended September 30, 1996 was $5.4 million or $.43 per share compared to $6.7 million or $.53 per share for 1994. Taxable equivalent net interest income decreased by $76,000 in 1996 as compared to 1995.

The provision for loan losses increased $411,000 from 1995 to 1996. During 1996 charged off loans, net of recoveries, were $1.2 million compared to $.8 million for 1995.

Non-interest expense increased $1.5 million primarily due to a one-time $.7 million insurance premium assessment on SAIF insured deposits, a $.7 million writedown of other real estate, an increase in salaries and personnel benefits, an increase in amortization of goodwill and intangible assets due to the acquisition of the Washington, Georgia branch in May 1995, offset by a reduction in ongoing FDIC insurance deposit premium expense due to lower rates.

For the nine months ended September 30, 1996, the returns on average assets and average equity were 1.69% and 14.25%, respectively, as compared to 1.70% and 14.59%, respectively, for the nine months ended September 30, 1995.

C.  Liquidity and Capital Resources

At September 30, 1996, total assets were $557 million. Total equity capital was $68.1 million or 12.2% of total assets at September 30, 1996. The Company had unrealized gains on securities and mortgage-backed securities, net, of $.3 million at September 30, 1996. The Company has available adequate sources of long and short term credit. The Company has met its liquidity needs primarily by using short-term borrowings. Management believes that the Company has adequate sources of liquidity.

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


                           ALLIED BANKSHARES, INC.
                                 (Registrant)


Date:  November 13, 1996               By: /S/ Boone A. Knox
                                       Boone A. Knox, Chairman
                                       and Chief Executive Officer


Date:  November 13, 1996               By: /S/ Ben O. Howell, Jr.
                                       Ben O. Howell. Jr.
                                       Chief Financial Officer and
                                       Principal Accounting Officer

                               EXHIBIT INDEX
                               -------------

        EXHIBIT
          NO.                 DESCRIPTION
       ---------              -----------

          27 Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission and not filed.